Form 10-Q
period 1996-03-31
PRICE T ROWE RENAISSANCE FUND LTD
filed 1996-05-15
CIK 852160

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

          Commission File Number  0-19180

          Exact Name of Registrant as Specified in Its Charter: T. ROWE PRICE RENAISSANCE FUND, LTD., A SALES-COMMISSION-FREE REAL ESTATE INVESTMENT


          State or  Other Jurisdiction  of  Incorporation or  Organization:
          Maryland

          I.R.S. Employer Identification No.:  52-1657028

          Address and zip code of principal executive offices: 100 East Pratt Street, Baltimore, Maryland 21202

          Registrant's  telephone number,  including area  code: 1-800-638-
          5660

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes   X      No

          Shares of common stock outstanding as of May 13, 1996:  1,524,602

          PART I - FINANCIAL INFORMATION

          Item 1.   Financial Statements

               The financial statements of T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("the
          Corporation") are set forth in Exhibit 19 hereto, which statements are incorporated by reference herein.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Capital Resources and Results of  Operations

               The Corporation's liquidity and capital resources and its results of operation are discussed in the Stockholders' letter on pages 1-2 of Exhibit 19 hereto, the Corporation's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          Reinvestment and Repurchase Plans

               The public offering  of shares was  terminated on April  30,
          1990, and additional shares will be sold only in connection with the Corporation's dividend reinvestment plan. Additional capital in the amount of $3,748,265 was raised from dividend distributions reinvested through March 31, 1996, and 301,358 additional shares were issued in connection therewith. The amount of additional capital to be raised from this source in the future will depend on the size of the Corporation's dividends per share, and the number of shares in the reinvestment plan at any given time. Organizational and offering expenses are not deducted from such proceeds. This capital will be used, to the extent necessary, to repurchase shares in connection with the Corporation's liquidity enhancement plan; the balance will be available for investment in real estate. As of March 31, 1996, 99,315 shares had been repurchased for a total of $1,087,583.

          PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits:

                         19  -  Quarterly  Report  Furnished  to  Security-
          Holders             including   Financial   Statements   for  the
          Corporation.

                         27 - Financial Data Schedule














          All other items are omitted because they are not applicable or the answers are none.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        T.  ROWE  PRICE  RENAISSANCE  FUND,
          LTD.,
                                        A SALES-COMMISSION-FREE REAL ESTATE
                                        INVESTMENT



          Date: May 15, 1996          By:  /s/Kenneth J. Rutherford
                                           Kenneth J. Rutherford
                                           Vice President



          Date: May 15, 1996          By:  /s/Joseph P. Croteau
                                           Joseph P. Croteau
                                           Principal Financial Officer
                                           of the Corporation































          The Quarterly Report to Limited Partners for the Quarter ended March 31, 1996 should be inserted here.


T. Rowe Price Renaissance Fund, Ltd.

A Sales-Commission-Free Real Estate Investment

For information on your Renaissance Fund account, call:
1-800-962-8300 toll free

For information on your mutual fund account, call:
1-800-225-5132 toll free
625-6500 Baltimore area

T. Rowe Price Real Estate Group
100 East Pratt Street
Baltimore, Maryland 21202

Quarterly Report For The Period Ended March 31, 1996

FELLOW STOCKHOLDER:

We have changed the format of our reports in an effort to improve the information given to you and reduce the complexity of the message. A major addition is in the table below where you will find the period-end as well as average leased status and the contribution to net income from each property in the portfolio. The leased status may fluctuate during a quarter, so we feel the average number will give you a better indication of individual performance. By showing the contribution to net income by property along with its total square footage and average leased status, we also believe you will have a better perspective on the relative contribution of each holding. Finally, we have broken out properties earmarked for sale so that you have an idea of the effect the absence of these properties may have on future income.

Results of Operations

Buschwood III, which was not in the portfolio at this time last year, had a positive effect on rental income and on the portfolio's average leased status for the quarter ended March 31, 1996. As shown in the table below, it contributed $13,000 to net income for the period after interest expense on the mortgage which was used to buy the property.

     Without Buschwood, the average leased status was five percentage points lower than in the comparable 1995 period, and rental income was off $49,000. The only property owned during both periods which maintained its occupancy rate was Buckley Square. Without the net income contribution from this property, which is being sold, the Fund would have experienced a net loss for the first three months of 1996.


Real Estate Investments (Dollars in thousands)
______________________________________________________________________________
                                                                  Contribution
                              Leased StatusAverage Leased Status  to Net Income
                              ________________________________________________
Gross                 Three Months        Three Months
Property              Leasable March 31,     Ended March 31,     Ended March 31,
Name               Area (Sq. Ft.) 1996      1995        1996      1995      1996
____________________________________________________  ________  ________   ____
Valley Business Center 202,540        97%     100%        94%    $  97     $  51
Post Oak Place          56,449        74       77         75        42        37
Gatehall I             112,532        78       83         72        51     (101)
Buschwood III           76,960       100        -         96         0        13
                      ________ _________ ________   ________  ________ _________
                       448,481        90       91         86       190         0
Held for Sale
 Buckley Square        121,602        93       93         93        81       141
                      ________ _________ ________   ________  ________ _________
                       570,083        91       92         88        81       141
Fund Expenses Less
 Interest Income             -         -        -          -       (53)     (12)
                      ________ _________ ________   ________  ________ _________
Total                  570,083        91%      92%        88%     $218      $129



     Of the remaining properties, Gatehall I was the major factor in the decline in average space leased as well as in rental and net income relative to the first quarter of last year. On a positive note, we are seeing increased interest in the property and have one financially strong prospect for a space which represents 21% of the total building. Also, the Blizzard of '96 had a pronounced effect on Gatehall, as snow removal costs accounted for $60,000 of the $85,000 increase in that property's expenses compared to last year. Hopefully, the winter of '97 will be less harsh.

     We are optimistic about successfully negotiating renewals for the leases which expire at Valley Business Center and Buschwood over the remainder of the year. Post Oak Place, on the other hand, continues to be a challenge. Houston is still an energy town and is one of the top four nondiversified large cities in the nation. As a result of continued downsizing in the oil and gas industry, vacancy in the the West Loop/Galleria office submarket where the center is located remains high.

Disposition Review

Buckley Square, the neighborhood retail center located in Aurora, Colorado, was listed for sale in the second quarter of last year. We replaced the broker several months later with an agent who focused on a broad base of potential buyers rather than just large institutions. Through this broker, we have received an offer on the property which, if we close on it, will result in a taxable gain that must be distributed to you in order for the Fund to avoid paying taxes. The remainder, and majority, of the sale proceeds must be used to pay down the principal balance of the loan which largely financed the purchase of Buschwood. At this point, we believe we are close to a signed purchase and sale agreement, but there is no assurance that we will successfully complete the transaction.

Distributions From Operations

The Fund declared a $0.15 per share dividend for the first quarter, $0.03 less than the amount paid for the same period last year. We will review this rate each quarter to see if operating conditions warrant a change. The effect of the sale of Buckley Square, which has been a positive contributor to cash flow, is currently being reviewed relative to the budgeted cash needs of the remaining properties.

Outlook

As mentioned earlier, prospects for maintaining or improving occupancy levels at a number of properties are favorable. Therefore, barring any major downturn in the local real estate markets, we hope operating results will stabilize. In addition, if we are able to reduce the Fund's debt and interest expense, it will help offset the absence of Buckley Square's contribution to cash flow and net income.

     Sincerely,




     James S. Riepe
     Chairman

May 10, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands except share data)

                                    March 31,    December 31,
                                      1996           1995
                                   ___________    __________
Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . .  $   6,037      $  6,037
  Buildings and Improvements . . .     16,051        15,971
                                     ________      ________
                                       22,088        22,008
  Less: Accumulated Depreciation
     and Amortization. . . . . . .     (1,551)       (1,387)
                                     ________      ________
                                       20,537        20,621
  Held for Sale. . . . . . . . . .      5,332         5,332
                                     ________      ________
                                       25,869        25,953
Cash and Cash Equivalents. . . . .      1,418         1,608
Accounts Receivable
  (less allowances of $31 and $11)        289           281
Other Assets . . . . . . . . . . .        180           194
                                     ________      ________
                                   $   27,756      $ 28,036
                                     ________      ________
                                     ________      ________

Liabilities and Stockholders' Equity
Liabilities
  Mortgage Loans Payable . . . . .  $   8,748      $  8,976
  Security Deposits and
     Prepaid Rents . . . . . . . .        323           326
  Accrued Real Estate Taxes. . . .        217           284
  Accounts Payable and
     Other Accrued Expenses. . . .        276           285
  Dividends Declared . . . . . . .        229            76
  Minority Interest. . . . . . . .        540           541
                                     ________      ________
Total Liabilities. . . . . . . . .     10,333        10,488
                                     ________      ________
Stockholders' Equity
  Common Stock, $.001 Par Value,
     Authorized 5,500,000 Shares;
     Issued and Outstanding
     1,524,602 and 1,527,191 Shares         1             1
  Additional Paid-In Capital . . .     18,422        18,447
  Dividends in Excess of Net Income    (1,000)         (900)
                                     ________     _________
Total Stockholders' Equity . . . .     17,423        17,548
                                     ________     _________
                                   $   27,756      $ 28,036
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-share amounts)

                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                   ___________    ___________

Revenues
Rental Income. . . . . . . . . . .  $   1,304      $  1,073
Interest Income. . . . . . . . . .         26             9
                                     ________      ________
                                        1,330         1,082
                                     ________      ________
Expenses
Property Operating Expenses. . . .        519           364
Real Estate Taxes. . . . . . . . .        192           120
Depreciation and Amortization. . .        164           161
Investment Advisory Fees . . . . .         70            60
Fund Management Expenses . . . . .         37            49
Interest Expense . . . . . . . . .        199            87
Amortization of Organization Costs          -            11
Minority Interest. . . . . . . . .         20            12
                                     ________      ________
                                        1,201           864
                                     ________      ________
Net Income . . . . . . . . . . . .        129           218
                                     ________      ________
                                     ________      ________

Activity per Share
Net Income . . . . . . . . . . . .  $    0.08      $   0.15
                                     ________      ________
                                     ________      ________
Dividends Declared . . . . . . . .  $    0.15      $   0.18
                                     ________      ________
                                     ________      ________
Weighted Average Number of
  Shares Outstanding . . . . . . .  1,525,199     1,496,467
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(In thousands except share data)

                                  AdditionalDividends
                      Common Stock  Paid-InIn Excess Of
                    Shares   Amount CapitalNet Income  Total
                   ________ ____________________________________
Balance,
 December 31, 1995 .1,527,191  $1   $18,447 $ (900)  $17,548
Net Income . . . . .       -    -        -     129      129
Dividend
 Reinvestments . . .   4,048    0       54       -       54
Share Repurchases. .  (6,637)   0     (79)       -      (79)
Dividends Declared .       -    -        -    (229)    (229)
                    ________ ____  _______ _______  _______
Balance,
 March 31, 1996. . .1,524,602  $1   $18,422 $(1,000) $17,423
                    ________ ____  _______ _______  _______
                    ________ ____  _______ _______  _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                           Three Months Ended
                                                March 31,
                                             1996      1995
                                          ______________________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . . .  $  129   $  218
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
 Depreciation and Amortization . . . . . .     164      161
 Amortization of Organization Costs. . . .       -       11
 Minority Interest's Share of Net Income .      20       12
 Other Changes in Assets and Liabilities .     (73)    (301)
                                          ________ ________
Net Cash Provided by Operating Activities.     240      101
                                          ________ ________
Cash Flows Used in Investing Activities
Investments in Real Estate . . . . . . . .     (80)    (108)
                                          ________ ________
Cash Flows from Financing Activities
Dividends Paid . . . . . . . . . . . . . .     (76)    (327)
Reinvestments in Shares. . . . . . . . . .      54      221
Repurchases of Shares. . . . . . . . . . .     (79)     (41)
Minority Interest Distribution . . . . . .     (21)     (14)
Repayment of Mortgage Loan Principal . . .    (228)       -
                                          ________ ________
Net Cash Used in Financing Activities. . .    (350)    (161)
                                          ________ ________
Cash and Cash Equivalents
Net Decrease during Period . . . . . . . .    (190)    (168)
At Beginning of Year . . . . . . . . . . .   1,608    1,460
                                          ________ ________
At End of Period . . . . . . . . . . . . .  $1,418   $1,292
                                          ________ ________
                                          ________ ________

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

     The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report to Stockholders.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

Pursuant to contracts executed in 1991, the Fund pays advisory fees to T. Rowe Price Real Estate Group, Inc. (the "Investment Manager"), an affiliate of the Fund's Sponsor, and LaSalle Advisors Limited Partnership (the "Investment Advisor"). The Investment Manager provides communications, cash management, administrative, and other related services to the Fund for an advisory fee of
 .45% per year of the fair market value, as defined, of the Fund's assets and earned $33,000 for the first three months of 1996. The Investment Advisor provides the Fund with real estate advisory, accounting, and other related services for an advisory fee of .50% per year of the fair market value, as defined, of the Fund's assets and earned $37,000 for the first three months of 1996. Recognition of these investment advisory fees is subject to limitations adopted by the Fund pursuant to guidelines promulgated by the North American Securities Administrators Association.

     An affiliate of the General Partner earned a normal and customary fee of $1,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first three months of 1996.

     The Fund also reimburses the Investment Manager and Investment Advisor for certain defined expenses incurred in operating and administering the affairs of the Fund. Expense reimbursements for the Investment Manager and Investment Advisor totaled $5,000 and $7,000, respectively, for the first three months of 1996.

NOTE 2 - BUCKLEY SQUARE

The Fund is presently negotiating a sales agreement for the Buckley Square property. If an agreement is reached with this potential buyer, the Fund would expect the closing would occur this summer. Sales proceeds from this property would be distributed first to the Fund shareholders in the amount of the gain, for tax purposes, on the sale and the balance used to repay a significant portion of the Fund's outstanding debt.

NOTE 3 - DIVIDEND DECLARED

The Fund declared a quarterly cash dividend of $.15 per share to stockholders of record at March 31, 1996. The total dividend payable is $229,000 and will be paid in May 1996.