Form 10-Q
period 1996-09-30
PRICE T ROWE RENAISSANCE FUND LTD
filed 1996-11-14
CIK 852160

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

          Shares  of  common  stock outstanding  as  of  October 30,  1996:
          1,524,341

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

               The Corporation's liquidity and capital resources and its results of operation are discussed in the Chairman's letter on pages 1-2 of Exhibit 19 hereto, the Corporation's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          Reinvestment and Repurchase Plans

               The  public offering of  shares was terminated  on April 30,
          1990, and additional shares will be sold only in connection with the Corporation's dividend reinvestment plan. Additional capital in the amount of $4,061,505 was raised from dividend distributions reinvested through September 30, 1996 and 324,998 additional shares were issued in connection therewith. The amount of additional capital to be raised from this source in the future will depend on the size of the Corporation's dividends per share, and the number of shares in the reinvestment plan at any given time. Organizational and offering expenses are not deducted from such proceeds. This capital will be used, to the extent necessary, to repurchase shares in connection with the Corporation's liquidity enhancement plan; the balance will be available for repayment of mortgage loan principal and investment in real estate. As of September 30, 1996, 123,217 shares had been repurchased for a total of $1,372,731.

          PART II - OTHER INFORMATION

          Item 5.   Other Information

          The Corporation owns a 90% interest in Buckley Square, located in Aurora, Colorado. This property was acquired in May 1991. The property is currently classified as held for sale in the Corporation's balance sheet. The property consists of a shopping center containing approximately 121,000 gross square feet located on approximately 12.5 acres of land.















          The Corporation has entered into  a contract for the sale  of its
          interest  in  this   property  for   a  total   sales  price   of
          approximately

          $7.5 million. While certain material contingencies still exist the transaction is expected to close in late 1996 or early 1997. The purchaser, Pacific Retail Trust is not an affiliate of the Corporation, its investment adviser or its investment manager.

          Net book value at the date of sale is expected to be approximately $5.3 million, which represents approximately 19% of the Corporation's assets. Net proceeds to the Corporation are expected to be approximately $7.2 million in cash. If the transaction is completed, a portion of the proceeds will be used to pay a dividend to the Corporation's stockholders in an amount equal to the Corporation's net taxable gain on the sale. The balance of the proceeds (which is expected to be the majority thereof) will be utilized to pay off most of the loan secured by the Corporation's Buschwood property.

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


                                        T.  ROWE  PRICE  RENAISSANCE  FUND,
          LTD.,
                                        A SALES-COMMISSION-FREE REAL ESTATE
                                        INVESTMENT



          Date: November 14, 1996       By:  /s/Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Vice President



          Date: November 14, 1996       By:  /s/Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer
                                             of the Corporation





























          The Quarterly Report to Limited Partners for the Quarter ended September 30, 1996 should be inserted here.


T. Rowe Price Renaissance Fund, Ltd.
A Sales-Commission-Free Real Estate Investment

Quarterly Report
For The Period Ended
September 30, 1996

For information on your
Renaissance Fund account, call:
1-800-962-8300 toll free

For information on your
mutual fund account, call:
1-800-225-5132 toll free
625-6500 Baltimore area

T. Rowe Price Real Estate Group
100 East Pratt Street
Baltimore, Maryland 21202

FELLOW STOCKHOLDER:

The positive and negative contributors to year-to-date results relative to the comparable period last year were the same as for the first six months. The operating contribution from Buckley Square increased because the property is no longer being depreciated. As a result, its income from operations increased $122,000 over last year (see the table below).
      While the acquisition of Buschwood III in June 1995 had the most significant effect on revenues and expenses, its contribution to income after interest on the borrowing made to acquire the property was only $65,000 during the nine-month period. During the past three months, its contribution was $35,000. If Buckley is sold, the majority of the proceeds will be used to pay off most of the loan, so we would expect Buschwood to make a more favorable contribution to net income in the future. The property remains 100% leased, no leases are scheduled to expire for the remainder of this year, and the submarket is healthy.
      Of the other three properties, Gatehall is experiencing a decline in occupancy. During the most recent quarter, a tenant representing 13% of the total space vacated when its lease expired on July 31. Leasing activity in the general office market in Parsippany, New Jersey (where the property is located) is positive, and we are in the process of retaining a new leasing and management team in an effort to improve Gatehall's performance. At least one good prospect is on the horizon for some of the unoccupied space, but there is no assurance that we will be successful in signing this tenant.
      At Valley Business Center, a tenant who leases 13% of the property is expected to vacate by year-end. There is not much comparable space available in the market, and we currently have a very well known and financially strong company interested in the property. We are optimistic about the re-leasing prospects but can never be sure that negotiations will be concluded successfully.
      The decrease in cash in the first nine months was attributable primarily to prepayment of some of the Fund's debt, higher expenditures to improve our real estate holdings than in 1995, and fewer reinvestments in shares of the Fund. These more than offset the effect of a decline in dividends paid and an increase in cash from operations.

Distributions From Operations

The dividend for the third quarter remained at the $0.15 per share rate paid for the prior two quarters. We will again monitor operating conditions and the effect of a property sale, or prospects for a near-term sale, at the end of the fourth quarter to see if a change in the quarterly rate is in order.

Disposition Update

When we last wrote you, the contract with a prospective buyer for Buckley Square had fallen through, but we had a second buyer expressing interest. We now have a second signed purchase and sale agreement and are optimistic that the contingencies that stood in the way of the first contract can be resolved. While there is no assurance that these negotiations will be successful, we are farther along in the process with this prospective buyer.

Outlook

We continue to hope that the more positive operating environment in most of the markets where your properties are located will translate into improving occupancy levels and bottom line performance. Unfortunately, no such improvement has occurred in the Houston office submarket where Post Oak Place is located, so we do not anticipate significantly improved performance there in the near term.
      One event that could result in improved overall operating performance would be the reduction of the Fund's debt and interest expense if we are able to sell Buckley Square. If we are able to accomplish this, it should help offset the sale's impact on continuing operations.

      Sincerely,




      James S. Riepe
      Chairman

November 8, 1996

Real Estate Investments (Dollars in thousands)
_____________________________________________________________________________

                        Leased      Average Leased         Contribution to
                        Status          Status               Net Income
                        _______    ________________      __________________
             Gross                 Nine Months Ended      Nine Months Ended
Property   Leasable    September     September 30,          September 30,
Name     Area(Sq. Ft.) 30, 1996    1995     1996          1995     1996
________   _________   _________ ________ ________      ________  _______

Valley
 Business
 Center    202,540       100%        99%      98%        $171     $206
Post Oak
 Place      56,449        75         75       76           46       20
Gatehall I 113,604        69         84       74          163     (41)
Busch-
 wood III   76,930       100        100      100            -       65
          ________      ____       ____     ____        _____    _____
           449,523        89         92       90          380      250

Held for Sale

Buckley
 Square    121,602        93         93       93          263      385
          ________      ____       ____     ____        _____    _____
           571,125        90         93       90          643      635

Fund Expenses
 Less Interest
 Income          -         -          -        -         (119)    (100)
          ________      ____       ____     ____        _____    _____
Total      571,125        90%        93%      90%        $524     $535

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands except share data)

                                          September 30,     December 31,
                                              1996              1995
                                          _____________     ____________
Assets
Real Estate Property Investments
 Land. . . . . . . . . . . . . . . . . .  $   6,037         $   6,037
 Buildings and Improvements. . . . . . .     16,691            15,971
                                           ________          ________
                                             22,728            22,008
 Less:  Accumulated Depreciation
  and Amortization . . . . . . . . . . .     (1,926)           (1,387)
                                           ________          ________
                                             20,802            20,621
 Held for Sale . . . . . . . . . . . . .      5,369             5,332
                                           ________          ________
                                             26,171            25,953
Cash and Cash Equivalents. . . . . . . .      1,221             1,608
Accounts Receivable
 (less allowances of $85 and $11). . . .        145               281
Other Assets . . . . . . . . . . . . . .        223               194
                                           ________          ________
                                          $  27,760         $  28,036
                                           ________          ________
                                           ________          ________
Liabilities and Stockholders' Equity
Liabilities
 Mortgage Loans Payable. . . . . . . . .  $   8,683         $   8,976
 Security Deposits and Prepaid Rents . .        248               326
 Accrued Real Estate Taxes . . . . . . .        288               284
 Accounts Payable and
  Other Accrued Expenses . . . . . . . .        368               285
 Dividends Declared. . . . . . . . . . .        229                76
 Minority Interest . . . . . . . . . . .        545               541
                                           ________          ________
Total Liabilities. . . . . . . . . . . .     10,361            10,488
                                           ________          ________
Stockholders' Equity
 Common Stock, $.001 Par Value,
  Authorized 5,500,000 Shares;
  Issued and Outstanding 1,524,341
  and 1,527,191 Shares . . . . . . . . .          1                 1
 Additional Paid-In Capital. . . . . . .     18,450            18,447
  Dividends in Excess of Net Income. . .     (1,052)             (900)
                                           ________          ________
Total Stockholders' Equity . . . . . . .     17,399            17,548
                                           ________          ________
                                          $  27,760         $  28,036
                                           ________          ________
                                           ________          ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-share amounts)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                  1996        1995     1996        1995
                                 _______     _______  _______     _______

Revenues
Rental Income. . . . . . . . .   $1,316      $1,387   $3,927     $3,479
Interest Income. . . . . . . .       12          10       56         38
                               ________    ________ ________   ________
                                  1,328       1,397    3,983      3,517
                               ________    ________ ________   ________
Expenses
Property Operating
 Expenses. . . . . . . . . . .      534         500    1,551      1,232
Real Estate Taxes. . . . . . .      123         157      364        407
Depreciation and
 Amortization. . . . . . . . .      225         208      573        601
Investment Advisory Fees . . .       70          93      210        223
Fund Management Expenses . . .       47          41      150        129
Interest Expense . . . . . . .      159         165      548        342
Amortization of
 Organization Costs. . . . . .        -           -        -         23
Minority Interest. . . . . . .       14          13       52         36
                               ________    ________ ________   ________
                                  1,172       1,177    3,448      2,993
                               ________    ________ ________   ________
Net Income . . . . . . . . . .   $  156      $  220   $  535     $  524
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Activity per Share
Net Income . . . . . . . . . .   $ 0.10      $ 0.15   $ 0.35     $ 0.35
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Dividends Declared . . . . . .   $ 0.15      $ 0.18   $ 0.45     $ 0.54
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Weighted Average Number
 of Shares Outstanding . . . .1,541,317 1,513,411  1,525,148  1,502,921
                               ________  ________   ________   ________
                               ________  ________   ________   ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Unaudited
(In thousands except share data)

                                         Additional    Dividends
                       Common Stock        Paid-In   In Excess Of
                      Shares     Amount    Capital    Net Income     Total
                      ______    ________   _______    ___________  ________
Balance,
 December 31, 1995 . . 1,527,191   $  1    $ 18,447      $  (900)   $17,548
Net Income . . . . . .         -      -           -          535        535
Dividend
 Reinvestments . . . .    27,689      -         367            -        367
Share Repurchases. . .   (30,539)     -        (364)           -       (364)
Dividends Declared . .         -      -           -         (687)      (687)
                        ________   ____     _______      _______    _______
Balance,
 September 30, 1996. . 1,524,341   $  1    $ 18,450      $(1,052)   $17,399
                        ________   ____     _______      _______    _______
                        ________   ____     _______      _______    _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                 Nine Months Ended
                                                   September 30,
                                              1996              1995
                                           ___________       ___________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . .  $     535         $     524
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities
  Depreciation and Amortization. . . . .        573               601
  Amortization of Organization Costs . .          -                23
 Minority Interest's Share of
 Net Income. . . . . . . . . . . . . . .         52                36
 Other Changes in Assets
 and Liabilities . . . . . . . . . . . .        116              (111)
                                           ________          ________
Net Cash Provided by
 Operating Activities. . . . . . . . . .      1,276             1,073
                                           ________          ________
Cash Flows Used in Investing Activities
Investments in Real Estate . . . . . . .       (792)           (5,963)
                                           ________          ________
Cash Flows from Financing Activities
Dividends Paid . . . . . . . . . . . . .       (534)             (868)
Reinvestments in Shares. . . . . . . . .        367               597
Repurchases of Shares. . . . . . . . . .       (364)             (159)
Minority Interest Distribution . . . . .        (47)              (40)
Proceeds of Mortgage Loan. . . . . . . .          -             5,500
Repayment of Mortgage Loan Principal . .       (293)              (13)
                                           ________          ________
Net Cash Provided by (Used in)
 Financing Activities. . . . . . . . . .       (871)            5,017
                                           ________          ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period. .       (387)              127
At Beginning of Year . . . . . . . . . .      1,608             1,460
                                           ________          ________
At End of Period . . . . . . . . . . . .  $   1,221         $   1,587
                                           ________          ________
                                           ________          ________

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.
      The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the 1995 Annual Report to Stockholders.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

Pursuant to contracts executed in 1991, the Fund pays advisory fees to T. Rowe Price Real Estate Group, Inc. (the "Investment Manager"), an affiliate of the Fund's Sponsor, and LaSalle Advisors Limited Partnership (the "Investment Advisor"). The Investment Manager provides communications, cash management, administrative, and other related services to the Fund for an advisory fee of
 .45% per year of the fair market value, as defined, of the Fund's assets and earned $99,000 for the first nine months of 1996. The Investment Advisor provides the Fund with real estate advisory, accounting, and other related services for an advisory fee of .50% per year of the fair market value, as defined, of the Fund's assets and earned $111,000 for the first nine months of 1996. Recognition of these investment advisory fees is subject to limitations adopted by the Fund pursuant to guidelines promulgated by the North American Securities Administrators Association.
      An affiliate of the General Partner earned a normal and customary fee of $3,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first nine months of 1996.
      The Fund also reimburses the Investment Manager and Investment Advisor for certain defined expenses incurred in operating and administering the affairs of the Fund. Expense reimbursements for the Investment Manager and Investment Advisor totaled $23,000 and $23,000, respectively, for the first nine months of 1996.

NOTE 2 - PROPERTY HELD FOR SALE

The Fund has entered into a contract with a buyer for the sale of Buckley Square. The sale could settle by the end of the fourth quarter or in early 1997. Proceeds from this property sale will be distributed to Fund shareholders in the amount of any tax-basis gain on disposition. The residual proceeds will be used to repay a significant portion of the Fund's outstanding debt.

NOTE 3 - DIVIDEND DECLARATION

The Fund declared a quarterly cash dividend of $.15 per share payable to stockholders of record at September 30, 1996. The total dividend payable is $229,000 and will be paid in November 1996.