Form 10-K
period 1996-12-31
PRICE T ROWE RENAISSANCE FUND LTD
filed 1997-03-27
CIK 852160

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19180

Exact name of registrant as specified in its charter:
T. ROWE PRICE RENAISSANCE FUND, LTD., A SALES-COMMISSION-FREE
REAL ESTATE INVESTMENT

State or other jurisdiction of incorporation or organization:
Maryland

IRS Employer Identification Number:  52-1657028

Address of principal executive offices:
100 East Pratt Street, Baltimore, Maryland 21202

Registrant's telephone number: 1-800-638-5660

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Shares of Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.           Yes   X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Shares of common stock outstanding as of March 16, 1997:
1,607,757. The aggregate sales price of these shares was $20,060,906. This does not reflect market value. Although it is possible that a current market for these shares will develop, no such market currently exists.

                            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated November 1, 1989, filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933 are incorporated herein in Parts I, II,
III, and IV by reference.

Index to Exhibits is located on page 19.













































                           T. ROWE PRICE RENAISSANCE FUND, LTD.,
                      A SALES-COMMISSION-FREE REAL ESTATE INVESTMENT


                                           INDEX

                                                         Page

PART I.

          Item 1.                   Business                  4
          Item 2.                   Properties                8
          Item 3.                   Legal Proceedings                   9
          Item 4.                   Submission of Matters to a Vot      9
                                        of Security Holders


PART II.

          Item 5.                  Market for Registrant's Common Equity and  9
                                       Related Stockholder Matters
     Item 6.   Selected Financial Data                                  10
          Item 7.             Management's Discussion and Analysis of    11
                                   Financial Condition and Results of
                                   Operations
          Item 8.              Financial Statements and Supplementary Data  15
          Item 9.                Changes in and Disagreements with          16
                                      Accountants on Accounting and Financial
                                      Disclosure


PART III.

 Item 10. Directors and Executive Officers of the                  16
                Corporation
 Item 11. Executive Compensation                                   18
 Item 12. Security Ownership of Certain Beneficial                 18
                 Owners and Management
 Item 13. Certain Relationships and Related Transactions           18


PART IV.

 Item 14. Exhibits, Financial Statement Schedules,                 19
               and Reports on Form 8-K








                                          PART I

Item 1.  Business

T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment (the "Corporation"), was formed on June 14, 1989, under the General Corporation Law of the State of Maryland for the primary purpose of investing in quality income-producing properties that its adviser believes are priced below their intrinsic worth. On November 1, 1989, the Corporation commenced an offering of $25,000,000 of Shares of Common Stock ($12.50 per Share) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-29400) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Corporation in the sections entitled "Investment Objectives" and "Fund Policies" on pages 19 - 29 of the Prospectus, which pages are incorporated by reference herein. The gross proceeds from the initial public offering totaled $16,510,000, including $200,000 invested by T. Rowe Price Real Estate Group, Inc. in connection with the original capitalization of the Corporation. The initial public offering terminated on April 30, 1990, and additional Shares will be sold, if at all, only in connection with the Corporation's reinvestment plan. As of February 1, 1997,$5,257,329 additional Shares had been sold under the Corporation's reinvestment plan. There were 2,606 stockholders as of February 1, 1997.

In December of 1991, LaSalle Advisors Limited Partnership ("LaSalle") entered into a contract with the Corporation to perform day-to-day management and real estate advisory services for the Corporation under the supervision of Corporate management and its Affiliates. LaSalle's duties under the contract include acquisition, disposition, and asset management services, including record-keeping, contracting with tenants and service providers, and preparation of financial statements and other reports for management use. Management of the Corporation continues to be responsible for overall supervision and administration of the Corporation's operations, including setting policies and making all acquisition and disposition decisions.
T. Rowe Price Real Estate Group, Inc. ("Real Estate Group") continues to provide administrative, advisory, and oversight services to the Corporation.

Annual compensation to LaSalle from the Corporation consists of a fee of .50% of the "fair market value" of the Corporation's assets, plus reimbursement of accountable expenses, which are subject to a fixed maximum amount per year. Annual compensation to the Real Estate Group is .45% of the "fair market value" of the Corporation's assets, plus reimbursement of accountable expenses which are subject to a fixed maximum amount per year. Under the Corporation's contracts with LaSalle and Real Estate Group, payment of these fees is subject to expense limitations adopted by the Corporation pursuant to Guidelines promulgated by the North American Securities Administration Association ("NASAA").

Any Disposition Fees payable by the Corporation will be paid 25% to LaSalle and 75% to Real Estate Group; the aggregate
Disposition Fee to be paid by the Corporation will remain constant. Payment of acquisition and disposition fees is also contractually subject to limitations pursuant to the NASAA
Guidelines.

In 1994, the Corporation owned interests in four properties:
Valley Business Center, Buckley Square, Post Oak Place, and Gatehall I, and each of these investments accounted for 15% or more of the Corporation's revenue. In June of 1995, the Corporation acquired Buschwood III, and in that year Valley Business Center, Buckley Square and Gatehall I each accounted for 15% or more of the Corporation's revenue. In 1996, each property except Post Oak Place accounted for more than 15% of the Corporation's revenue. In 1994 and 1995 no tenant accounted for 10% or more of the Corporation's revenues. In 1996 only one tenant, Liberty Mutual at Buschwood III, produced more than 10% of the Corporation's revenue related to real estate activity, producing 10.1% of such revenue.

The Corporation has received unsolicited offers to purchase one or more of its properties, and is pursuing some of these offers.

Information regarding the properties or interests therein owned by the Corporation is set forth in Schedule III to this report, "Consolidated Real Estate and Accumulated Depreciation," which contains information as to acquisition date and total cost of each of the properties, and is hereby incorporated by reference herein, and in Exhibit 99(b) to this report, "Real Estate Investment," which is hereby incorporated by reference herein and contains information regarding the size of these properties and/or interests, and percentage leased as of December 31, 1996. A brief narrative description of each property or investment therein which the Corporation has acquired is as follows.

Valley Business Center

The Corporation owns a 100% interest in the Valley Business Center which is located in the southwest market sector very close to the border of the central industrial market in downtown Denver, Colorado. It contains 202,000 square feet of space.
This site consists of five free-standing buildings which are a hybrid of R&D and traditional distribution warehouse space set on
9.3 acres of land.

At year-end 1996, this property was 87% leased versus 94% twelve months earlier. Although there were three new leases totaling 12,124 square feet or 6% of the property signed during the year, the loss of two tenants, the largest of which vacated at the end of the year, caused occupancy to decline. A lease for part of the vacant space was signed after year-end, resulting in occupancy increasing to 96% as of the beginning of 1997. In 1997, leases covering 43,627 square feet, or 22% of the property expire.

The combined southwest and central Denver submarkets contain approximately 36.7 million square feet. Although vacancy in this area increased from approximately 2% to 3% over the past twelve months, the results were due to frictional vacancy and not market deterioration. Market rates averaged a net effective rent of $5.00 to $6.00 per square foot for Class A buildings such as Valley Business Center. This was approximately 9% higher than the 1995 levels.

There are a number of tenants looking for between 15,000 and 20,000 square feet with dock-high loading, and the low vacancy is encouraging speculative construction. However, the lack of available industrial parcels in the submarket is limiting the number of projects. Thus, only one 150,000 square foot building is under construction in the submarket. Consequently, Valley Business Center should continue to remain one of the newer and higher quality projects in the two submarkets for the foreseeable future.

Post Oak Place

The Corporation owns a 100% interest in 4615 Post Oak Place, located in the Galleria/West Loop section of the Houston, Texas market. It contains 57,000 square feet. This property consists of one two-story office building set on 2.4 acres of land. During 1996, the Partnership recorded a provision for value impairment in connection with Post Oak Place of $907,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of Post Oak Place through future operations over a shorter anticipated holding period and the ultimate sale of the property.

At year-end 1996, the property was 81% leased versus 75% one year ago. Leasing in 1996 included four new leases representing 7,059 square feet and five renewal or expansion leases totaling 4,931 square feet. Five tenants totaling 6,390 square feet did not renew there leases. One of the four new leases signed, included a deal for 4165 square feet. The new tenant will occupy almost 7.5% of the building. Leases covering 32% of the building's space are scheduled to expire in 1997.

According to published reports, Houston continued to experience modest positive absorption citywide in 1996. The Galleria/West Loop submarket has the second greatest concentration of office space in the Houston area. It has 211 office buildings which have a total of approximately 33 million square feet of net rentable area. Vacancy in the submarket declined to approximately 15% versus 17% in 1995.

The office market has remained very competitive for tenants over the past year. Quoted Class A and Class B rents have risen only slightly. One reason is that several buildings which were "mothballed" when the market deteriorated, are still being renovated and returned to the market. In Post Oak's immediate area, one building totaling 150,000 square feet recently reopened. This new competition places considerable pressure on all of the vacant spaces and rental rates in the market. Post Oak Place, a Class B property, is achieving above-market rates of between $12.50 and $13.50 per square foot. There is no significant speculative construction of office buildings anticipated for 1997.

Gatehall I

The Corporation owns a 100% interest in Gatehall I, located in the submarket of Parsippany, New Jersey, which is a major component of the Morris County marketplace. It contains approximately 112,000 square feet. This property consists of one four-story office building set on approximately 9.7 acres of land.

At year-end 1996, the property was 82% leased versus 71% one year ago. Four new leases totaling 31,073 square feet were signed.
In addition, one renewal and five expansion leases representing 12,406 square feet were signed during the year. Despite two tenants that did not renew and one whose lease was terminated for credit reasons, occupancy increased 11% during the year.

The Parsippany submarket is comprised of approximately 10 million square feet of office space. The vacancy rate for all classes of space is approximately 15% versus 16% last year. The shortage of Class A space available is expected to continue to tighten the Class B vacancy rates in properties such as Gatehall I. Although there is not any new speculative space being built in the market, new build-to-suits like the 450,000 square foot, four building Florham Park project are expected to start appearing. Gross rental rates for Class A space are approximately $25.15 per square foot while the Class B rates are up slightly over the prior year to approximately $17.65 per square foot. One continuing issue which could have a negative impact on occupancy and rental rates in the market is the reduction of employees by AT&T, which currently leases a significant amount of space in the area. The effect of this reduction is still not determinable at this time.

Buschwood III

The Corporation owns a 100% interest in Buschwood III, located in the suburban submarket of Carrollwood, Florida near Tampa.
Purchased in June 1995, this two-story office building contains approximately 77,000 square feet and is set on approximately 7.6 acres of land.

The asset has remained 100% leased since it was purchased. Three leases totaling 12% of the building expire in 1997. The tenants' interest and intent will not be known until later in 1997, but there is a reasonable possibility that all will renew their leases. In addition, during the first quarter of 1997 the energy management system at the property is scheduled for replacement, at estimated costs of between $50,000 and $100,000.

The Carrollwood Class A submarket in which Buschwood III competes comprises approximately 692,000 square feet. The vacancy rate for the submarket is approximately 11% versus 14% at the prior year end. Gross rental rates for Class A space range between $13.25 and $15.00 per square foot. At this time, plans have been made for the building of a 40,000 square foot speculative development in the subjects submarket. In 1997 approximately two million square feet of build-to-suit projects are scheduled to be built within the Tampa Bay, St. Petersburg markets.

Employees

The Corporation has no employees. Reference is made to Item 9 for the identity of the Corporation's officers. The Corporation's investment adviser, LaSalle, the Corporation's investment manager, Real Estate Group, and their affiliates and independent contractors perform services on behalf of the Corporation in connection with administering the affairs of the Corporation and acquiring and operating properties for the Corporation. LaSalle and Real Estate Group and their affiliates receive compensation in connection with such activities, as described above. Compensation to the Corporation's investment manager and its affiliates, and the terms of transactions between the Corporation and the investment manager and its affiliates are set forth in Items 10 and 12, below, to which reference is made for a description of those terms and the transactions involved.

Item 2.  Properties

The Corporation owns the properties referred to under Item 1, above, to which reference is made for the name, location and description of such property.





Item 3.  Legal Proceedings

The Corporation is not aware of any material pending legal proceedings against it, nor did any proceedings terminate during the period ended December 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                         PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

On February 1, 1997, there were 2,606 record holders. Although the Corporation's shares of common stock are fully transferable, there is no active public market for the shares, and it is not anticipated that a public market for the shares will develop.

The Corporation has a Reinvestment Plan through which stockholders may elect to have their dividends automatically reinvested in additional shares, or fractions thereof, instead of receiving cash payments. The per-share price under the plan was initially set at $12.50 per share in 1990. The Board of Directors determines the value of the shares to be sold pursuant to the plan on at least an annual basis, based on its good faith estimate of the amount stockholders would receive if the Corporation's real estate investments were sold for their estimated values and if such proceeds, together with the other assets of the Corporation, were distributed in a liquidation of
the Corporation.   The Board has determined the per-share value
to be $12.45 for reinvestments in 1997 (subject to adjustment in the case of any material changes). Historical activity in the Reinvestment Plan is discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, below, which section is hereby incorporated by reference herein. The plan may be terminated at any time.

The Corporation also has a Liquidity Enhancement Plan, which provides stockholders with the opportunity to present some or all of their shares to the Corporation for repurchase, and to have those shares repurchased if the Corporation has sufficient proceeds from the Reinvestment Plan available for this purpose. The Liquidity Enhancement Plan was implemented in the second quarter of 1992. Under the Plan, the repurchase price per share is 90% of the fair market value ($11.21 in 1997). Completed repurchase requests must be received in good order by the Corporation at least 30 days prior to the end of a quarter for the shares to qualify for repurchase at the end of that quarter. Historical activity in the Liquidity Enhancement Plan is discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis and Results of Operations" in this report, below, which section is hereby incorporated by reference herein. The Corporation may terminate the Plan at any time.

The Corporation intends to pay dividends on a quarterly basis, payable within 45 days after the end of each calendar quarter, to stockholders of record on the record date or dates declared for such quarter as determined by the Board of Directors. The Corporation intends to pay dividends each year to stockholders in an amount at least equal to 100% of its taxable income in order to continue to qualify as a real estate investment trust in accordance with the Internal Revenue Code of 1986, as amended, and to avoid the payment of federal income tax at the corporate level. Quarterly dividends declared during the past two years were: $.18 for each of the first three quarters of 1995, $.05 for the fourth quarter of 1995, $.15 for each of the first three quarters of 1996, and $.99 for the fourth quarter of 1996. Dividends declared for the first three quarters of 1995 and 1996 were based on estimates of cash flows and net income for tax purposes made at the beginning of each year. Fourth quarter dividends were declared in order to set the total dividends paid for each year equal to 100% of taxable income. The dividend for the fourth quarter of 1996 included a capital gain dividend of $.912.

Item 6.  Selected Financial Data

The following table sets forth a summary of the selected financial data for the Corporation.


                                 Years Ended December 31
                     (Dollars in thousands except per-share amounts)

                                    1996      1995      1994

Total Assets at year end          $22,980   $28,036   $22,472

Debt at year end                $ 4,106   $ 8,976   $ 3,522

Revenues                      $ 5,320   $ 4,878   $ 3,364

Net Income                      $ 1,145   $   678   $   860

Net Income per share      $   .75   $   .45   $   .58

Dividends declared
  per share                    $  1.44   $   .59   $   .64




                                 Years Ended December 31
                     (Dollars in thousands except per-share amounts)

                                          1993      1992

Total Assets at year end          $20,696   $20,716
Debt at year end                    $ 2,100   $ 2,100
Revenues                             $ 2,507   $ 2,761
Net Income                          $   490   $   940
Net Income Per Share              $   .34   $   .65

Dividends declared
    per share                       $   .68   $   .56


NOTES:

1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

2. The figure above for Net income in 1996 includes a provision for value impairment of $907 at Post Oak Place, and a gain from the sale of Buckley Square (net of minority interest) of $1,368.

3.  The figure above for Net Income per share in 1996 includes
$.59 per share attributable to the provision for value impairment discussed at Note 2 above, and $.89 per share attributable to the gain on sale discussed at Note 2 above.

4. All of the foregoing dividends were paid from cash flows from operating activities with the exception of the dividends for 1996, which included $.912 per share from the taxable gain on the sale of Buckley Square.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Corporation sold 1,306,559 shares in connection with the public offering of shares in 1990, for a total of $16,310,000, including the purchase of 16,000 shares for $200,000 by T. Rowe Price Real Estate Group, Inc. After deduction of organizational and offering costs of $976,000, the Corporation had $15,534,000 available for investment and capital reserves.

Additional shares have been and will continue to be sold, if at all, only in connection with the Corporation's reinvestment plan. Additional capital in the amount of $5,257,329 was raised from dividend distributions reinvested through February 1, 1997, and 420,290 additional shares were issued in connection therewith. The amount of additional capital to be raised from this source in the future will depend on the size of the Corporation's dividends per share and the number of shares in the Reinvestment Plan at any given time. There are no organizational or offering expenses associated with or deducted from such proceeds. This capital has been and will be used, to the extent necessary, to repurchase shares in connection with the Corporation's Liquidity Enhancement Plan; the balance will be available for investment in or improvements to real estate, including the repayment of debt. As of February 1, 1997, 135,092 shares had been repurchased under the Liquidity Enhancement Plan for a total of $1,511,000.

In 1996, the Corporation sold Buckley Square and received net proceeds after deduction of minority interest of $6,189,000. The net book value of the Corporation's interest at the date of sale was $4,821,000. As of December 31, 1996, the Corporation held four properties for a total investment in real estate, before deduction of accumulated depreciation and amortization, of $21,683,000, representing initial acquisition costs and subsequent improvements. This figure also includes an adjustment of $907,000 for a valuation impairment at Post Oak Place in 1996. The Corporation recognized this impairment based on management's belief that the Corporation may be unable to recover the net carrying value of this property through future operations and sale.

Initial acquisition costs were partially funded by a $2.1 million loan secured by Valley Business Center, bearing interest at 9.875% per annum, all due and payable in 1997 and a $1.4 million loan secured by Gatehall I, bearing interest at a floating rate which as of February 2, 1997, stood at 7.29% per annum, due and payable in 1998 (subject to the Corporation's option to extend the loan for two one-year terms), and a $5.5 million loan secured by Buschwood III bearing interest at 8.5% per annum. In February 1996, the Corporation made an optional $200,000 payment on the latter, reducing the principal balance to $6.7 million. In addition, in 1996, the Corporation repaid a portion of this loan using proceeds from the Buckley Square disposition, leaving a loan balance of $2 million.

For 1996, the ratio of revenue produced by the Corporation's properties to total debt service under these loans is approximately 7 to 1. Based on the portion of debt utilized to acquire the properties, each of Valley Business Center, Gatehall I, and Buschwood III generated sufficient revenue in 1996 to cover debt service related to the property and contribute to dividends paid to the Corporation's stockholders. Management anticipates such a level will continue to be maintained in 1997 for Gatehall I, Buschwood III, and Valley Business Center.

The Corporation expects to incur capital expenditures during 1997 totaling approximately $1,200,000 for tenant improvements, lease commissions, and other major repairs and improvements; approximately 73% of these expenditures are dependent on the execution of leases with new and renewing tenants. As of December 31, 1996, the Corporation maintained cash and cash equivalents aggregating $2,738,000, an increase of $1,130,000 from the prior year end. Cash from financing activities resulted in net outflows in 1996 as compared to net inflows in 1995, primarily as a result of the receipt of the proceeds of the mortgage loan utilized to purchase Buschwood III in 1995 and the repayment of a substantial portion of the loan in 1996. Net cash provided by operating activities remained generally unchanged from the prior year. Cash from investing activities increased by $12,160,000 as a result of the purchase of Buschwood III in 1995 and the sale of Buckley Square in 1996.

The Corporation maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The Corporation also has additional borrowing capacity of $778,000 for use in connection with tenant improvements, leasing commissions and other capital expenditures at Gatehall I. Management believes that year-end cash balances, cash generated from operating activities in 1997, and its borrowing capacity will be adequate to fund its current operating needs.

1996 v. 1995

The Corporation's net income of $1,145,000 for 1996 equates to $0.75 per share compared with $678,000, or $0.45 per share, in 1995. The increase was driven by the $1,368,000 gain on the sale of Buckley Square. Excluding the gain on the sale of Buckley Square, the Corporation experienced a loss from operations of $223,000 in 1996. The difference between 1995 and 1996 was a direct result of a valuation impairment of $907,000 at Post Oak Place.

Revenues from rental income and interest resulted in total revenues of $5,320,000 for the year compared with $4,878,000 a year earlier. Revenues and operating expenses, excluding the Post Oak Place impairment, were up by comparable amounts, $442,000 and $436,000, respectively, due primarily to the inclusion of Buschwood III for the full year in 1996. Increases in operating income at Buckley Square prior to the sale, and at Buschwood III for a full year, offset operating declines at Gatehall I due to a lower average leased status over the year, and at Post Oak Place due to greater depreciation and bad debt expenses.

Leases representing 16% of the portfolio's leasable square footage are scheduled to expire in 1997. These leases represent approximately 18% of the portfolio's rental income for 1996. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. There are no single-tenant properties in the Corporation's portfolio, and only one tenant, Liberty Mutual at Buschwood III, accounted for more than 10% of the Corporation's revenue in 1996, providing slightly in excess of 10%. The Corporation therefore does not expect any material adverse effect on revenue in the event of the failure of any single tenant in 1997.

The directors of the Corporation declared dividends of $1.44 per share during 1996. The gain on the sale of Buckley Square resulted in higher per-share dividends than last year's $0.59 per share. Total dividends declared in 1996 were $2,201,000, compared to $891,000 in 1995. All of the 1995 dividends were paid from the Corporation's cash flow. Of the 1996 dividends, $1,394,000 derived from the proceeds of the sale of Buckley Square, and the balance from the Corporation's cash flow.

1995 v. 1994

The Corporation's net income of $678,000 for 1995 equated to $0.45 per share compared with $860,000, or $0.58 per share, in 1994. The decrease was driven by a lower leased level at Post Oak Place (which was partially offset by lower operating expenses), and by increased operating expenses and higher depreciation expenses relating to charge-offs of tenant improvements at Valley Business Center.

Rental revenue was up $1,576,000 over the prior year, with Gatehall I contributing $1,002,000 of the total (up $349,000 over the increase in 1994), and Buschwood III contributing $600,000. Gatehall I was held for only four months in 1994, versus 12 months in 1995 and Buschwood III was held for only 6 months in 1995. Interest expense on the debt incurred to purchase Gatehall I and Buschwood III, together with operating expenses at these properties, offset almost completely the improvements in rental revenue.

Other Information.

Information or statements provided by or on behalf of the Corporation from time to time may contain certain "forward-looking information", including information relating to anticipated growth in revenues or net income, anticipated disposition of properties, anticipated expense levels, and expectations regarding real estate market conditions. The cautionary statements provided below are being made pursuant to the Private Securities Litigation Reform Act of 1995 and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.
Many of the following important factors discussed below as well as other factors have also been discussed in the Corporation's prior public filings. The Corporation cautions readers that any forward-looking information provided by or on behalf of the Corporation is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Corporation's future revenues may fluctuate due to factors such as: changes in demand for space in its properties, due to either local conditions or general economic trends; changes in demand by purchasers for the types of properties owned by the Corporation, or changes in the prices prospective purchasers are willing to pay for properties.

The Corporation's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Corporation to maintain its properties and procure tenants and purchasers; assessed value of real estate or local tax rates; and costs of environmental remediation.

Item 8.  Financial Statements and Supplementary Data

The financial statements appearing on pages 5 through 12 of the Corporation's 1996 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 24, 1997, is filed as Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                                         PART III

Item 10.  Directors and Executive Officers of the Corporation

The Directors and principal officers of the Corporation are as follows:

  Name                       Office With the Corporation

James S. Riepe               Chairman of the Board, President
                             and Managing Director
Jeffrey H. Donahue           Director*
A. MacDonough Plant          Director*
Lucy B. Robins               Vice President
Mark B. Ruhe                 Vice President
Kenneth J. Rutherford        Vice President
Joseph P. Croteau            Treasurer and Principal
                             Financial Officer
Mark S. Finn                 Chief Accounting Officer for the
                             Partnership


There is no family relationship among any of the foregoing individuals or the directors of the Fund. All have been in their present capacities with the Fund since its inception except for Mr. Croteau and Mr. Rutherford. Mr. Croteau was elected Treasurer in 1992 and Vice President in 1996, and Mr. Rutherford was elected a Vice President in 1994. Mr. Finn was designated as Chief Accounting Officer in 1996.

  James S. Riepe (Born 1943) is Managing Director and Director,
T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of T. Rowe Price Real Estate Group, Inc., (the "Investment Manager") and each of the general partners of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership, T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership, and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Realty Income Funds"); Chairman of six of the 42 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rhone-Poulenc Rorer, Inc., a pharmaceuticals company. Mr. Riepe joined Associates in 1982.

*Messrs. Donahue and Plant are the Independent Directors of the Corporation.
  Jeffrey H. Donahue (Born 1946) is Senior Vice President and Chief Financial Officer of the Rouse Company, a full-service real estate and development company, Columbia, Maryland, since 1993. From 1985 to 1993, Mr. Donahue was Vice President and Treasurer of the Rouse Company. Also Director, T. Rowe Price Spectrum Fund, Inc., and New Age Media Fund, Inc.

  A. MacDonough Plant (Born 1937) is a Partner at the law firm of Stewart, Plant & Blumenthal, Baltimore, Maryland, since 1991.
Also Director, T. Rowe Price Spectrum Fund, Inc., and New Age
Media Fund, Inc.

  Kenneth J. Rutherford (Born 1963) is Marketing Manager for Associates since 1996 and Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1992 to 1996 he was Assistant to the Director of Associates' Investment Services Division. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

  Lucy B. Robins  (Born 1952) is Vice President and Associate
Legal Counsel of Associates and Vice President of the Investment
Manager and each of the general partners of the Realty Income
Funds.  Ms. Robins joined Associates in 1986.

  Mark B. Ruhe  (Born 1954) is an Asset Manager for the
Investment Manager, and Vice President of the Investment Manager and each of the general partners of the Realty Income Funds. Mr.
Ruhe joined Associates in 1987.

  Joseph P. Croteau  (Born 1954) is a Vice President and
Controller of Associates, and Director and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.

  Mark S. Finn (Born 1963) is Assistant Vice President of
Associates, and Chief Accounting Officer of the Realty Income
Funds and the Renaissance Fund.  Mr. Finn joined Associates in
1990.

There have been no legal proceedings during the past five years which are material to an evaluation of the ability or integrity of any of the aforementioned directors or officers.

No Forms 3 or 4 or amendments to Forms 3 or 4 were furnished to the registrant for its most recent fiscal year. Based on a review of Forms 5's furnished to the registrant pursuant to Rule 16a-3(e) for its most recent fiscal year and written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors or officers of the Corporation or Real Estate Group, nor any beneficial owner of more than 10% of the shares of the Corporation, if any, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

Item 11.  Executive Compensation

The executive officers of the Corporation and the affiliated director receive no current or proposed remuneration from the Corporation. The independent directors each receive a fee of $5,000 per year plus $500 for each meeting of the Board of Directors which they attend ($250 for attendance by telephone). For the fiscal year ended December 31, 1996, Mr. Donahue and Mr. Plant each received a fee of $5,000, plus $2,250 for five meetings held and attended (including one by telephone). There are no compensatory plans or arrangements resulting from resignation or retirement of a director or executive officer which require payments from or to be paid by the Corporation.

Certain officers and directors of the Corporation receive compensation from Associates and/or its affiliates (but not from the Corporation) for services performed for various affiliated entities, which may include services performed for the Corporation or the Investment Manager. Such compensation may be based, in part, on the performance of the Corporation. Any portion of such compensation which may be indirectly attributable to such performance is not material.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

As of March 17, 1997, no Stockholder is known by the Corporation to own beneficially more than 5% of the outstanding interests of the Corporation.

The percentage of outstanding interests of the Corporation held by each director is less than 1%. A total of 16,000 shares (1%) are owned of record by Real Estate Group, as to which Mr. Riepe holds joint voting and investment power, but in which he disclaims all beneficial ownership. The percentage of outstanding interests held by all directors and officers as a group is 1%. No officer or director other than Mr. Riepe beneficially owns 1% or more of the Corporation's outstanding common stock.

There exists no arrangement, known to the Corporation, the operation of which may at any subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions

Pursuant to contracts executed in 1991, the Corporation pays advisory fees to Real Estate Group, an affiliate of the sponsor ("Investment Manager"), and LaSalle ("Investment Advisor"). The Investment Manager provides communications, cash management, administrative and other related services to the Corporation for an advisory fee of .45% per year of the fair market value, as defined, of the Corporation's assets and earned $133,000 in 1996. The Investment Advisor provides the Corporation with real estate advisory, accounting and other related services for an advisory fee of .50% per year of the fair market value, as defined, of the Corporation's assets and earned $147,000 in 1996. Under the contracts, payment of each of these fees is subject to expense limitations adopted by the Corporation pursuant to Guidelines promulgated by the North American Securities Administrators Association.

Under the contracts referenced above the Corporation is obligated to pay acquisition fees for services rendered in connection with the purchase of properties. Such fees equal 2% of the proceeds from sale of common stock. The Investment Adviser received $58,000 in connection with the acquisition of Gatehall I in 1994 and $52,500 in connection with the Buschwood III acquisition in 1995. The Investment Manager received $23,000 in connection with the acquisition of Gatehall I in 1994, and $52,500 in connection with the Buschwood III acquisition in 1995.

An affiliate of the General Partner received a fee of $3,000 from the money market mutual funds in which the Partnership made its interim cash investments in 1996.

The Corporation has also reimbursed the Investment Manager and the Investment Advisor for certain defined expenses incurred in operating and administering the affairs of the Corporation. The Investment Manager received $40,000 in expense reimbursement in 1996. The Investment Advisor received $30,000 in expense reimbursements in 1996.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)    The following documents are filed as part of this report:

   (1) Financial Statements:

Incorporated by reference from the indicated pages of the Partnership's 1996 Annual Report to Stockholders:

                                            PAGES IN
                                            ANNUAL REPORT

   Consolidated Balance Sheets at               5
       December 31, 1996 and 1995

   Consolidated Statements of Operations        6
       for each of the three years in the
       period ended December 31, 1996
   Consolidated Statements of Stockholders'     7
       Equity for each of the three years
       in the period ended December 31, 1996

   Consolidated Statements of Cash Flows        8
       for each of the three years in the
       period ended December 31, 1996

   Notes to Consolidated Financial Statements  9-12


Independent Auditors' Report - Incorporated by reference from
Exhibit 99(c) hereof.

   (2) Financial Statement Schedules:

       III - Consolidated Real Estate and Accumulated
       Depreciation, incorporated by reference to Exhibit 99(b) hereof.

       All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes hereto.



         (3)                            Exhibits

                   3,4.  (a)  Articles of Amendment of the Corporation,
                              as filed on June 30, 1994, incorporated by reference to Exhibit 3,4(a) to Registrant's Report on Form 10-K for the year ended December 31, 1994 ("the 1994 10-K").

                    (b) Second Amended and Restated By-Laws of the Corporation, as amended as of April 26, 1994, incorporated by reference to Exhibit 3,4(b) to the 1994 10-K.

                 10.     (a)  Advisory Agreement by and between the
                              Corporation and LaSalle Advisors Limited
                              Partnership dated as of July 15, 1991,
                              incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K")

                    (b) Agreement of General Partnership of Buckley Square Associates, incorporated by reference to Exhibit 10(e) to the 1991 10-K.

                    (c)       Purchase and Sale Agreement between
                    Aetna Life Insurance Company as  Seller and the
            Corporation as Purchaser, dated August 19,
            1994, relating to Gatehall I, incorporated by reference to Exhibit 10(d) to the 1994 10-K.

                    (d)  Loan Agreement between Harris Trust and
                    Savings Bank and the Corporation, dated June
                    27, 1995, relating to the loan secured by Gatehall I and Buschwood III, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-K for the year ended December 31, 1995 ("the 1995 10-K").

                    (e)Purchase and Sale Agreement between
                    CrossLand Federal Savings Bank as Seller and
                    LaSalle Advisors Limited as Purchaser, dated
                    April 26, 1995, relating to Buschwood III, incorporated by reference to Exhibit 10(e) to the 1995 10-K.

                    (f) Assignment of Purchase and Sale Agreement from LaSalle Advisors Limited to the Corporation, dated June 29, 1995, relating to
                    Buschwood III, incorporated by reference to
                    Exhibit 10(f) to the 1995 10-K.

                    (g) Real Estate Sale Agreement between Pacific Retail Trust as Purchaser and Buckley Square
                    Associates as Seller, dated September 4, 1996, relating to the sale of Buckley Square.

                 13. Annual Report for the year ended December 31, 1996, distributed to stockholders on or about February 28, 1997, furnished for the information of the Commission.

                 24.     Accountants' Consent of KPMG Peat Marwick LLP

                 99.     (a) Pages 7-9, 19-29, 34, and 55-56 of the
                         Prospectus.

                    (b)  Financial Statement Schedule III -
                         Consolidated Real Estate and Accumulated
                         Depreciation.

                    (c) Report of KPMG Peat Marwick LLP dated
                    January 24, 1997 regarding the financial statements of the Corporation.

         (b)     Reports on Form 8-K

            The following reports on Form 8-K were filed for the last quarter of the period covered by this report. - None.




                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:   March 27, 1997      T. ROWE PRICE RENAISSANCE FUND,
                             LTD., A SALES-COMMISSION-FREE REAL
                             ESTATE INVESTMENT



                             By:
                                 /s/James S. Riepe
                                James S. Riepe,
                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




/s/James S. Riepe               Date:  March 27, 1997
James S. Riepe, President,
Director, Chairman of the Board,
and Principal Executive Officer,
T. Rowe Price Renaissance Fund,
Ltd., A Sales-Commission-Free
Real Estate Investment


/s/Jeffrey H. Donahue           Date:  March 27, 1997
Jeffrey H. Donahue,
Director, T. Rowe Price
Renaissance Fund, Ltd., A
Sales-Commission-Free
Real Estate Investment



/s/A. MacDonough Plant          Date:  March 27, 1997
A. MacDonough Plant,
Director, T. Rowe Price
Renaissance Fund, Ltd., A
Sales-Commission-Free
Real Estate Investment





/s/Joseph P. Croteau            Date:  March 27, 1997
Joseph P. Croteau,
Principal Financial Officer,
T. Rowe Price Renaissance Fund,
Ltd., A Sales-Commission-Free
Real Estate Investment




/s/Mark S. Finn                 Date:  March 27, 1997
Mark S. Finn
Chief Accounting Officer
T. Rowe Price Renaissance Fund,
Ltd., A Sales-Commission-Free
Real Estate Investment