Form 10-Q
period 1997-03-31
PRICE T ROWE RENAISSANCE FUND LTD
filed 1997-05-15
CIK 852160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Registrant's telephone number, including area code: 1-800-638-5660

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No

Shares of common stock outstanding as of May 12, 1997:  1,607,757

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

    The Corporation's liquidity and capital resources and its results of operation are discussed in the Chairman's letter on pages 1-3 of Exhibit 19 hereto, the Corporation's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

Redemption Plan

    The General Partner suspended the Corporation's Repurchase Plan, effective upon its acceptance of the offer by Glenborough Realty Trust Incorporated to purchase all of its remaining real estate investments, as more fully discussed in the Corporation's Report on Form 8-K dated April 11, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              19 - Quarterly Report Furnished to Security-Holders including
                   Financial Statements for the Corporation.

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              (1) Report on Form 8-K dated January 17, 1997, filed with the Commission on January 22, 1997, regarding planned quarterly distributions and current estimated unit value.

              (2) Report on Form 8-K dated April 11, 1997, filed with the Commission on April 14, 1997, relating to the execution of a definitive contract with Glenborough Realty Trust Incorporated.

    All other items are omitted because they are not applicable or the answers are none.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             T. ROWE PRICE RENAISSANCE FUND,
                             LTD.,A SALES-COMMISSION-FREE REAL
                             ESTATE INVESTMENT



Date: May 14, 1997           By:  /s/Kenneth J. Rutherford
                                  Kenneth J. Rutherford
                                  Vice President



Date: May 14, 1997           By:  /s/Joseph P. Croteau
                                  Joseph P. Croteau
                                  Principal Financial Officer
                                  of the Corporation

The Quarterly Report to Limited Partners for the Quarter ended
March 31, 1997 should be inserted here.