Form 10-Q
period 1997-06-30
PRICE T ROWE RENAISSANCE FUND LTD
filed 1997-08-13
CIK 852160

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

          Shares of common stock outstanding as of July 2, 1997:  1,600,062

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


          PART II - OTHER INFORMATION

          Item 5.   OTHER INFORMATION

               On July 28, 1997, the Corporation began mailing to stockholders a proxy solicitation statement seeking approval of several proposals, including a proposal to approve the sale of all of the Corporation s remaining properties to Glenborough Realty Trust Incorporated and to complete the liquidation of the Corporation. The Corporation s annual meeting, at which this and other proposals will be considered, is scheduled for September 11, 1997.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits:

                         19 - Quarterly Report Furnished to Security-
                         Holders including Financial Statements for the Corporation.

                         27 - Financial Data Schedule

                    (b)  Reports on Form 8-K

                         None.



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


                                   T. ROWE PRICE RENAISSANCE FUND,
                                   LTD.,A SALES-COMMISSION-FREE REAL
                                   ESTATE INVESTMENT



          Date: August 14, 1997         By:  /s/Lucy B. Robins
                                             Lucy B. Robins
                                             Vice President



          Date: August 14, 1997         By:  /s/ Mark S. Finn
                                             Mark S. Finn
                                             Chief Accounting Officer
                                             of the Corporation







































          The Quarterly Report to Stockholders for the Quarter ended June 30, 1997 should be inserted here.