Form 10-Q
period 1997-09-30
PRICE T ROWE RENAISSANCE FUND LTD
filed 1997-11-13
CIK 852160

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

          Shares of common stock outstanding as of November 3, 1997:
          1,600,062

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


          PART II - OTHER INFORMATION

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On September 11, 1997 the Corporation held its annual meeting of stockholders. Stockholders holding 78% (1,258,691) of the outstanding shares of common stock cast votes at the meeting. The matters voted upon at the meeting and the results of such votes were as follows:

               1. Proposal to sell all of the Corporation s remaining real estate properties to Glenborough Realty Trust, and thereafter dissolve and liquidate the Corporation: 1,230,628 in favor, 22,791 against, 5,272 abstained.

               2.   Election of directors:

                    a. Jeffrey H. Donahue: 1,219,164 in favor, 5,937 against, 33,589 abstained.

                    b. A. MacDonough Plant: 1,217,244 in favor, 7,859 against, 33,589 abstained.

                    c. James S. Riepe: 1,222,485 in favor, 2,617 against, 33,589 abstained.

               3. Ratification of appointment of KPMG Peat Marwick as independent auditors for the Corporation: 1,212,705 in favor, 12,527 against, 33,459 abstained.

          Item 5.   OTHER INFORMATION

               On November 3, 1997, the Fund distributed its net assets aggregating $3,821,000 or approximately $2.39 per unit in the form of a final liquidating distribution. The Fund will be dissolved prior to the end of 1997.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits:

                         19 - Final Report Furnished to Security-Holders including Financial Statements for the
                         Corporation.

                         27 - Financial Data Schedule

                    (b)  Reports on Form 8-K

                         Report on Form 8-K dated September 12, 1997, reporting the sale of the Partnership s real estate properties and a distribution of a portion of the proceeds.

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


                                   T. ROWE PRICE RENAISSANCE FUND,
                                   LTD.,A SALES-COMMISSION-FREE REAL
                                   ESTATE INVESTMENT



          Date: November 13, 1997       By:  /s/Lucy B. Robins
                                             Lucy B. Robins
                                             Vice President



          Date: November 13, 1997       By:  /s/Mark S. Finn
                                             Mark S. Finn
                                             Chief Accounting Officer
                                             of the Corporation












          The Final Report to Stockholders for the period ended September 30, 1997 should be inserted here.